Form 10-K/A
period 2018-12-31
American Campus Communities Operating Partnership LP
filed 2019-04-23
CIK 1357369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                                  to                                 .

Commission file number 333-181102-01

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP

(Exact name of registrant as specified in its charter)

Maryland	56-2473181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12700 Hill Country Blvd., Suite T-200 Austin, TX	78738
(Address of Principal Executive Offices)	(Zip Code)

(512) 732-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated Filer	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐            No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of American Campus Communities, Inc. (the “Company”), was $4,407,257,127 based on the last sale price of the common equity on June 30, 2018 which is the last business day of the Company’s most recently completed second quarter.

There were 137,036,889 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of American Campus Communities Operating Partnership LP for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 1, 2019 (the “Original Form 10-K”) is being filed for the sole purpose of updating the Consent of Ernst & Young LLP that was attached as Exhibit 23.2 to the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the disclosures in the Original Form 10-K, including the audited financial statements and related schedules and other disclosures, or the exhibits to the Original Form 10-K, nor does it reflect events occurring after the date and time of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    Financial Statements

See the Original Form 10-K

(b)    Exhibits

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

3.2	American Campus Communities, Inc. Articles Supplementary. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 6, 2017.

3.3	Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

3.4	Amendment to Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 24, 2014.

3.5	Second Amendment to the Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 6, 2017.

3.6	Third Amendment to the Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 21, 2017.

4.1	Form of Certificate for Common Stock of American Campus Communities, Inc. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

4.2	Indenture, dated as of April 2, 2013, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

Exhibit Number	Description of Document

4.3	First Supplemental Indenture, dated as of April 2, 2013, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.4	American Campus Communities Operating Partnership LP 3.750% Senior Notes due 2023. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.5	American Campus Communities Operating Partnership LP 4.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2014.

4.6	American Campus Communities Operating Partnership LP 3.350 % Senior Notes due 2020. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on September 22, 2015.

4.7	American Campus Communities Operating Partnership LP 3.625% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on October 11, 2017.

4.8	Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.9	Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.10	Form of Registration Rights and Lock-Up Agreement, dated as of September 14, 2012, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and each of the persons who are signatories thereto. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2012.

4.11	Letter Agreement Regarding Issuance of OP Units, dated September 26, 2013, between Hallmark Student Housing Lexington, LLC, on one hand, and ACC OP (Lexington) LLC and American Campus Communities Operating Partnership LP, on the other hand. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2013.

10.1	Form of Amended and Restated Partnership Agreement of American Campus Communities Operating Partnership LP. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

Exhibit Number	Description of Document

10.2	Form of First Amendment to Amended and Restated Agreement of Limited Partnership of American Campus Communities Operating Partnership LP, dated as of March 1, 2006, between American Campus Communities Holdings LLC and those persons who have executed such amendment as limited partners. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.3*	American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.4*	Amendment No. 1 to American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.5*	Amendment No. 2 to American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 11, 2008.

10.6*	American Campus Communities, Inc. 2010 Incentive Award Plan. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 7, 2010.

10.7*	American Campus Communities, Inc. 2018 Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 (Registration No. 333-224656) of American Campus Communities, Inc.

10.8*	American Campus Communities Services, Inc. Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 17, 2014.

10.9	Form of PIU Grant Notice (including Registration Rights). Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.10	Form of PIU Grant Notice (including Registration Rights), dated as of August 20, 2007. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 23, 2007.

10.11	Form of Indemnification Agreement between American Campus Communities, Inc. and certain of its directors and officers. Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.12	Form of Employment Agreement between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.13	Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

Exhibit Number	Description of Document

10.14	Amendment No. 2 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.15	Third Amendment to Employment Agreement, dated as of March 23, 2010, between William C. Bayless, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.16	Fourth Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.17	Employment Agreement, dated as of April 18, 2005, between American Campus Communities, Inc. and James C. Hopke. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.18	Amendment No. 1 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and James C. Hopke. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.19	Second Amendment to Employment Agreement, dated as of March 23, 2010, between James C. Hopke, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.20	Third Amendment to Employment Agreement, dated as of December 2, 2013, between James C. Hopke, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 5, 2013.

10.21	Fourth Amendment to Employment Agreement, dated as of May 20, 2014, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 23, 2014.

10.22	Fifth Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.23	Employment Agreement, dated as of May 4, 2011, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.24	First Amendment to Employment Agreement, dated as of November 2, 2012, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

Exhibit Number	Description of Document

10.25	Employment Agreement, dated as of May 4, 2011, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.26	First Amendment to Employment Agreement, dated as of November 2, 2012, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.27	Second Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Daniel B. Perry. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.28	Employment Agreement, dated as of October 16, 2013, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the year ended December 31, 2017.

10.29	First Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the year ended December 31, 2017.

10.30	Form of Confidentiality and Noncompetition Agreement. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.31	Fifth Amended and Restated Credit Agreement, dated as of January 11, 2017, among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other lenders listed on the signature pages thereof as the Initial Lenders, Initial Issuing Bank and Swing Line Bank; KeyBank National Association, as Administrative Agent; KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC and Capital One National Association, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A. and Capital One National Association, as Co-Syndication Agents; and Bank of America, N.A., U.S. Bank National Association and Compass Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 11, 2017.

10.32	First Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 13, 2019, among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other lenders listed on the signature pages thereof as the Initial Lenders, Initial Issuing Bank and Swing Line Bank; KeyBank National Association, as Administrative Agent; KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC and Capital One National Association, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A. and Capital One National Association, as Co-Syndication Agents; and Bank of America, N.A., U.S. Bank National Association and Compass Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 20, 2019.

Exhibit Number	Description of Document

10.33	Form of Tax Matters Agreement, dated as of March 1, 2006, among American Campus Communities Operating Partnership LP, American Campus Communities, Inc., American Campus Communities Holdings LLC and each of the limited partners of American Campus Communities Operating Partnership LP who have executed a signature page thereto. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.34	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.35	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Deutsche Bank Securities Inc., on the other hand. Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.36	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities LLC, on the other hand. Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.37	Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand. Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

21.1	List of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2018.

23.1	Consent of Ernst & Young LLP – American Campus Communities, Inc. Consent of Ernst & Young LLP – American Campus Communities, Inc. Incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2018.

23.2**	Consent of Ernst & Young LLP – American Campus Communities Operating Partnership LP

31.1	American Campus Communities, Inc. – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.1 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2018.

Exhibit Number	Description of Document

31.2	American Campus Communities, Inc. – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit to 31.2 Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2018.

31.3**	American Campus Communities Operating Partnership LP – Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	American Campus Communities Operating Partnership LP – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. – Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2018.

32.2	American Campus Communities, Inc. – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.2 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2018.

32.3**	American Campus Communities Operating Partnership LP – Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	American Campus Communities Operating Partnership LP – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensation plan.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 2019	AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP

	By:	American Campus Communities Holdings LLC, its general partner

		By:	American Campus Communities, Inc., its sole member

			By:	/s/ William C. Bayless, Jr.
William C. Bayless, Jr.
Chief Executive Officer